Form 10QSB
period 2001-03-31
PETSVETSANDYOU COM INC
filed 2001-05-15
CIK 1115780

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from           to
                                                 ---------    ----------
                         Commission File No. 333-44036

                              PetsVetsandYou, Inc.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                FLORIDA                                          59-3619483
     -------------------------------                      ----------------------
     (State or Other Jurisdiction of                          (I.R.S. Employer
      Incorporation or Organization)                      Identification Number)

10919 N. Dale Mabry Highway Tampa, Florida,                       33762
-------------------------------------------               ----------------------
 (Address of Principal Executive Offices)                       (Zip Code)

                                 (727) 536-5966
               --------------------------------------------------
               Registrant's Telephone Number, Including Area Code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

             Class                             Outstanding as of March 31, 2001
             -----                             --------------------------------

$.005 par value class A common stock                     144,060 shares
$.005 par value preferred stock                           40,000 shares

                              PETSVETSANDYOU, INC.

                                      INDEX

Part I.  Financial Information                                                                    Page #
                                                                                                  ------
  Item 1.  Financial Statements
    Balance sheet - March 2001 and year ended December 31, 2000                                     1
    Statement of Operations - Three Months Ended March 31, 2001 and
     Three Months Ended March 31, 2000                                                              2
    Statement of Shareholders' Equity -- For the Period from January 5,
     2000 (date of inception) to March 31, 2001                                                     3
    Statement of Cash Flows - For the Three Months Ended March 31,
     2001 and 2000, and the Period from January 5, 2000 (date of
     inception) to March 31, 2001                                                                   4
    Notes to Financial Statements                                                                   5
  Item 2.  Plan of Operation                                                                       11
Part II.  Other Information                                                                        11
Signatures


                                      (i)

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                              PETSVETSANDYOU, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                  BALANCE SHEET

                      DECEMBER 31, 2000 AND MARCH 31, 2001

                                     ASSETS


                                                                                     (UNAUDITED)
                                                                                       MARCH 31,        DECEMBER 31,
                                                                                         2000              2000
                                                                                      ----------        ------------
Current assets:
  Cash                                                                                $  478,026            579,467
  Prepaid expenses                                                                       201,167            102,929
                                                                                      ----------         ----------
                             Total current assets                                        679,193            682,396

Property and equipment, net                                                               12,013             12,282
                                                                                      ----------         ----------
                                                                                      $  691,206            694,678
                                                                                      ==========         ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                    $  160,533             53,344
                                                                                      ----------         ----------

                             Total current liabilities                                   160,533             53,344
                                                                                      ----------         ----------

Redeemable preferred stock, $.005 par value, 2,000,000 shares authorized,
 40,000 shares issued and outstanding, liquidated at an amount
 equal to $6.25 per share, plus any dividends declared                                   250,000            250,000
                                                                                      ----------         ----------

                             Total liabilities                                           410,533            303,344
                                                                                      ----------         ----------

Shareholders' equity:
    Common stock:
      Class A, $.005 par value, 5,000,000 shares authorized, 144,060
        shares issued and outstanding                                                        720                720
         Class B, $.0005 par value, 5,000,000 shares authorized, 61,330 shares
           issued or outstanding                                                              31                 31
    Additional paid-in capital                                                           749,281            749,281
    Deficit accumulated during the development stage                                    (469,359)          (358,698)
                                                                                      ----------         ----------

                             Total shareholders' equity                                  280,673            391,334
                                                                                      ----------         ----------

                                                                                      $  691,206            694,678
                                                                                      ==========         ==========

                                       1

See accompanying notes to financial statements.

                              PETSVETSANDYOU, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                             STATEMENT OF OPERATIONS

             FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000, AND
      THE PERIOD FROM JANUARY 5, 2000 (DATE OF INCEPTION) TO MARCH 31, 2001


                                                                                        (UNAUDITED)
                                              (UNAUDITED)         (UNAUDITED)          JANUARY 2000
                                               MARCH 31,            MARCH 31,           (INCEPTION)
                                                 2001                2001              TO MARCH 2001
                                             ------------         ------------         -------------
Operating expenses:
  General and administrative expenses        $    110,661               45,659               469,359
                                             ------------         ------------         -------------

     Total operating expenses                     110,661               45,659               469,359
                                             ------------         ------------         -------------

     Net loss                                $   (110,661)             (45,659)             (469,359)
                                             ============         ============         =============

Basic net loss per share                     $       (.54)                (.59)                (3.37)
                                             ============         ============         =============

Basic weighted average number of
   common shares outstanding                      205,390               76,800               139,176

Diluted net loss per share                   $       (.51)                (.59)                (3.24)
                                             ============         ============         =============

Diluted weighted average number of
   common shares outstanding                      216,830               76,800               145,015

                                       2

See accompanying notes to financial statements.

                              PETSVETSANDYOU, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                        STATEMENT OF SHAREHOLDERS' EQUITY

    FOR THE PERIOD FROM JANUARY 5, 2000 (DATE OF INCEPTION) TO MARCH 31, 2001


                                                                         DEFICIT
                                                                        ACCUMULATED
                                   CLASS A      CLASS B    ADDITIONAL     DURING           TOTAL
                                   COMMON       COMMON       PAID-IN    DEVELOPMENT     SHAREHOLDERS'
                                   STOCK        STOCK       CAPITAL       STAGE            EQUITY
                                 ----------   ----------   ----------   ------------    ------------
Balances at January 5, 2000      $       --           --           --             --              --

January 20, 2000, initial
contribution:
  60 shares of Class A
  common stock at $.005
  per share                              --           --           --             --              --

  15,330 shares of Class B
  common stock for
  $.0005 per share                       --            8           --             --               8

June 8, 2000, initial
contribution of 46,000 shares
of Class B common stock for
$.0005 per share                         --           23           --             --              23

June 20, 2000, sale of 144,000
shares of Class A common
stock at $5.20 per share                720           --      749,281             --         750,001

Net loss                                 --           --           --       (358,698)       (358,698)
                                 ----------   ----------   ----------   ------------    ------------

Balances at December 31, 2000           720           31      749,281       (358,698)        391,334
(Unaudited)

Net loss                                 --           --           --       (110,661)       (110,661)
                                 ----------   ----------   ----------   ------------    ------------

Balances at March 31, 2001       $      720           31      749,281       (469,359)        280,673
                                 ==========   ==========   ==========   ============    ============

                                       3

See accompanying notes to financial statements.

                              PETSVETSANDYOU, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                             STATEMENT OF CASH FLOWS

             FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000, AND
      THE PERIOD FROM JANUARY 5, 2000 (DATE OF INCEPTION) TO MARCH 31, 2001

                                                                                            (UNAUDITED)
                                                      (UNAUDITED)       (UNAUDITED)         JANUARY 2000
                                                       MARCH 31,          MARCH 31,         (INCEPTION)
                                                         2001               2000           TO MARCH 2001
                                                     ------------       ------------       -------------
Cash flows from operating activities:
  Net loss                                           $   (110,661)           (45,659)          (469,359)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Depreciation                                           1,420                209              5,349
     Increase in prepaid expenses                         (98,238)           (15,000)          (201,136)
     Increase in accounts payable                         107,189              1,395            160,533
                                                     ------------       ------------       ------------
               Net cash used in operating
                activities                               (100,290)           (59,055)          (504,613)
                                                     ------------       ------------       ------------

Cash flows from investing activities:
  Purchase of property and equipment, net                  (1,151)            (4,191)           (17,362)
                                                     ------------       ------------       ------------

Cash flows from financing activities:
  Proceeds from redeemable preferred stock                     --                 --            250,000
  New borrowings - short-term                                  --             45,000                 --
  Capital contributions                                        --            210,000            750,001
                                                     ------------       ------------       ------------

               Net cash provided by
                financing activities                           --            255,000          1,000,001
                                                     ------------       ------------       ------------

Net (decrease) increase in cash                          (101,441)           191,754            478,026

Cash at beginning of period                               579,467                 --                 --
                                                     ------------       ------------       ------------

Cash at end of period                                $    478,026            191,754            478,026
                                                     ============       ============       ============

Supplemental disclosure of non-cash investing
and financing activities:
    Receivable issued for common stock               $         31                  8                 31
                                                     ============       ============       ============

                                       4

See accompanying notes to financial statements.

                              PETSVETSANDYOU, INC.

                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

                  DECEMBER 31, 2000 AND MARCH 31, 2001 AND 2000

(1)      DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a)      Description of Business

                  PetsVetsandYou, Inc. (Company), a developmental stage enterprise, is developing a veterinary service and comprehensive pet supply and information Web site, which will provide a comprehensive inventory of the pet-related consumer products, along with Web site design and hosting services, staff training and educational services, telemedicine services and buying group services to veterinarian shareholders and affiliates.

         (b)      Cash and Cash Equivalents

                  The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

         (c)      Property and Equipment

                  Property and equipment are stated at cost. Depreciation on property and equipment is calculated on the straight-line method over the estimated useful lives ranging from three to five years.

         (d)      Income Taxes

                  Effective January 5, 2000, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

         (e)      Estimates

                  In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


                                                                     (continued)

                              PETSVETSANDYOU, INC.

                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

(1)      DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         - CONTINUED

         (f)      Start-Up Costs

                  The Company adopted the Statement of Position 98-5, Reporting on the Costs of Start-Up Activities (SOP 98-5), which requires that preopening and other start-up costs be expensed as incurred rather than capitalized. The adoption has been made effective as of the date of inception.

         (g)      Concentration of Credit Risk

                  The Company maintains cash balances in financial institutions. Occasionally, deposits exceed amounts insured by the Federal Deposit Insurance Corporation.

         (h)      Advertising and Promotional Costs

                  Advertising and promotional costs are expensed as incurred and are included in general and administrative expense in the accompanying statement of operations. Total advertising and promotional expense approximated $2,500 for the period January 1, 2001 to March 31, 2001, $-0- for the period January 5, 2000 to March 31, 2000 and $16,300 for the period January 5, 2000 to March 31, 2001.

         (i)      Fiscal Year

                  The Company's fiscal year ends on December 31.

(2)      PREPAID EXPENSES

         Prepaid expenses consist primarily of amounts paid in connection with the initial public offering.

(3)      PROPERTY AND EQUIPMENT, NET

         Property and equipment, net consist of the following at March 31, 2001 and December 31, 2000:

                                                           March 31,             December 31,
                                                             2001                    2000
                                                         -------------           ------------
                  Computer equipment                     $       9,541                  8,390
                  Display graphics                               7,010                  7,010
                  Furniture                                        811                    811
                                                         -------------           ------------
                                                                17,362                 16,211
                  Less accumulated depreciation                 (5,349)                (3,929)
                                                         -------------           ------------
                                                         $      12,013                 12,282
                                                         =============           ============

                                                                     (continued)

                              PETSVETSANDYOU, INC.

                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

(4)      LEASES

         The Company entered into an agreement on June 15, 2000, to lease approximately 800 square feet of office space from an independent party in Tampa, Florida. The facility is located at 10919 North Dale Mabry Highway, Tampa, Florida. The lease expires on June 14, 2001. The monthly lease payments are $850, plus applicable sales tax.

(5)      REDEEMABLE PREFERRED STOCK

         During 2000, the Company issued 40,000 shares of preferred stock at an aggregate price of $250,000. As a condition of ownership of shares of Preferred Stock, each holder must be a licensed Doctor of Veterinary Medicine, or an entity of which a majority of the voting interests is owned by such a licensed veterinary doctor, and such holder must own Class A Stock.

         The holders of the Preferred Stock are entitled to one vote for each share of Preferred Stock held concerning matters specifically related to the Preferred Shareholders. The holders of Preferred Stock are entitled to elect the minimum number of directors that constitute at least twenty-five percent of all members of the Board of Directors. The holders of the Preferred Stock are entitled to elect the members of the Company's Veterinarian Advisory Board. The issued shares of Preferred Stock are generally non-transferable.

         Dividends for the Preferred Stock are non-cumulative. No dividends have been declared as of March 31, 2001. The Company shall redeem any or all shares of Preferred Stock then issued and outstanding at a price of $6.25 per share (subject to adjustment for stock dividend or stock split) plus any declared but unpaid dividends to a holder ceasing to meet the eligibility requirements of a Preferred Stockholder.

(6)      SHAREHOLDERS' EQUITY

         (a)      Class A Stock

                  The holders of Class A Stock are entitled to one vote for each share of Class A stock held.

                  The holders of Class A Stock are to share any and all dividends declared and payable with the holders of Class B Stock on share for share basis, subject to the rights of the holders of Preferred Stock.

                  Subject to the preferential rights of the holders of Preferred Stock, holders of Class A and Class B Stock will share upon liquidation or dissolution of the Company on a share for share basis, the assets of the Company available for distribution to its shareholders.

                  As of March 31, 2001, 144,060 shares of Class A Stock had been issued for an aggregate price of $750,001.


                                                                     (continued)

                              PETSVETSANDYOU, INC.

                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

(6)      SHAREHOLDERS' EQUITY - CONTINUED

         (b)      Class B Stock

                  Holders of the Class B Stock are entitled to one vote for each share of Class B stock held.

                  The holders of Class B Stock are to share any and all dividends declared and payable with the holders of Class A Stock on share for share basis, subject to the rights of the holders of Preferred Stock.

                  Subject to the preferential rights of the Preferred Shareholders, holders of Class A Stock and Class B Stock will share, upon liquidation or dissolution of the Company on a share for share basis, the assets of the Company available for distribution to its shareholders.

                  As of March 31, 2001, 61,330 shares of Class B Stock had been issued for an aggregate price of $31.

(7)      INCOME TAXES

         The Company had no income tax expense as of March 31, 2001, due to its operating loss. Such loss, subject to certain limitations, expires in 2020. To the extent that the Company has taxable net income, the loss carryforward will be used to offset the taxable income.

         Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of March 31, 2001 are as follows:

         Deferred tax assets:
                 Net operating loss                                         $   41,000
                 Valuation allowance for deferred tax assets                   (41,000)
                                                                            ----------
                 Net deferred tax assets                                    $       --
                                                                            ==========

(8)      COMMITMENTS AND CONTINGENCIES

          (a)    Public Offering

                 The Company is seeking financing through a public offering of their Preferred Stock and Class A Common Stock. This public offering is contingent on the Company providing investors with audited financial statements.


                                                                     (continued)

                              PETSVETSANDYOU, INC.

                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

(8)      COMMITMENTS AND CONTINGENCIES - CONTINUED

         (b)      Potential Legal Claims

                  The Company recognizes that claims may arise during the normal course of business, however, currently the Company's management and legal counsel are unaware of any pending, threatened or unasserted claims made against management.

(9)      EMPLOYMENT AGREEMENT

         The Company entered into an employment agreement covering a one year period from July 5, 2000 to July 5, 2001. The employee is not an officer, director or promoter of the Company. This agreement will renew automatically for successive and separate one year periods unless prior notice is given. The Company is paying the employee $40,000 per period and has granted options to purchase 1,000 shares of common stock at a price of $5.20 per share, for a period of five years (see Note 10).

(10)     STOCK OPTION AGREEMENTS

         The Company entered into stock option agreements with certain key personnel in which the Company grants the option to purchase up to 10,440 shares of Class A common stock for an exercise price of $5.20 per share over a period of five years.

         The calculation of the fair values of the options, under the minimum value method assumes that no dividends will be issued prior to the exercise of the option and that the current value of the stock at the grant date is the price the shares were sold during the private placement which occurred in April of 2000.

         The Company has accounted for the stock options under APG Opinion 25, an accounting standard under which no related compensation expense was recognized as of December 31, 2000, the period of the grant. The Company adopted the disclosure-only provision of SFAS No. 123 Accounting for Stock-Based Compensation (SFAS 123), which allows companies to continue following the accounting guidance of APB 25, but requires pro forma disclosure of net income and earnings per share for the effects on compensation expense had the accounting guidance of SFAS 123 been adopted. Accordingly, no compensation cost has been recognized for the Company's granted stock options and warrants. Had compensation and other costs for the Company's granted stock options and warrants been determined consistent with the provisions of SFAS 123, the impact on the net operations would have been immaterial.


                                                                     (continued)
                                       9

                              PETSVETSANDYOU, INC.

                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

(11)     EARNINGS (LOSS) PER SHARE

         Basic and diluted net loss per common share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the period.

(12)     SUBSEQUENT EVENTS

         On April 3, 2001, the Company amended its articles of incorporation. The amendment (i) gives the Class A common stock full voting rights equal to the Class B common stock, (ii) provides for termination of the fixed ownership percentage anti-dilution provision in the articles of incorporation relative to the Class B common stock upon the occurrence of certain conditions, and (iii) marginally expands the eligibility criteria for preferred shareholders. Additionally, the Company changed its corporate name to PetsVetsandYou, Inc.

ITEM 2.  PLAN OF OPERATION

         The Company hereby incorporates by reference into this quarterly report on Form 10-QSB its registration statement on Form SB-2 filed with the Commission initially on August 17, 2000, as amended, Registration Number 333-44036 under the Securities Act of 1933 (the "SB-2 Registration Statement")

         The information incorporated herein by reference is information which management believes is relevant to an assessment and understanding of the Company's financial condition and plan of operation. The discussion should be read in conjunction with the financial statements and notes thereto.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits required by Item 601 of Regulation S-K

         The following exhibits are followed as part of this report:

         (5)      Articles of Incorporation*
         (6)      Bylaws*
         (24)     Power of Attorney

(b)      Reports on Form 8-K

         None

---------------------
*  Incorporated by reference from the Company's SB-2 Registration Statement


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               PETSVETSANDYOU, INC.


Date:  May 15, 2001                       By: /s/ James J. Carlstedt
                                             -----------------------------------
                                             James J. Carlstedt, President


         KNOW ALL MEN BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints James J. Carlstedt his true and lawful attorney-in-fact and agent with full power of substitution, for and in his name, place and stead, in any and all capacities to sign any and all reports required to be filed, and to file the same with all exhibits thereto, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

SIGNATURE                           TITLE                               DATE
---------                           -----                               ----

/s/ Eduardo Garcia                  Chairman of the Board               May 15, 2001
----------------------              Vice President of                   ------------
                                    Veterinary Affairs
                                    and Clinical
                                    Director

/s/ James J. Carlstedt              President, Chief Executive          May 15, 2001
----------------------              Office and Director                 ------------

/s/ Neil L. Colby                   Vice President of Operations        May 15, 2001
----------------------              and WebSite Development,            ------------
                                    Treasurer, and Director