Form 10-Q
period 2001-06-30
PETSVETSANDYOU COM INC
filed 2001-08-14
CIK 1115780

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from to

                        Commission File No. 333-44036

                              PetsVetsandYou, Inc.
      -------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

               FLORIDA                                          59-3619483
-------------------------------------------              ----------------------
   (State or Other Jurisdiction of                          (I.R.S. Employer
    Incorporation or Organization)                       Identification Number)

10919 N. Dale Mabry Highway Tampa, Florida,                      33762
-------------------------------------------              ----------------------
 (Address of Principal Executive Offices)                       (Zip Code)

                                (813) 960-5601
      -------------------------------------------------------------------
               Registrant's Telephone Number, Including Area Code

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

                              PETSVETSANDYOU, INC.

                                     INDEX


                                                                                                  Page #
                                                                                                  ------
Part I.  Financial Information
         Item 1.  Financial Statements
                  Balance sheet - June 30, 2001 and year ended December 31, 2000                     3
                  Statement of Operations - Six Months Ended June 30, 2001 and 2000,
                    Three Months Ended 30, 2001 and 2000, and the Period from January 5,
                    2000 (date of inception) to June, 2001                                           4
                  Statement of Shareholders' Equity -- For the Period from January 5,
                    2000 (date of inception) to June 30, 2001                                        5
                  Statement of Cash Flows - For the Six Months Ended June 30,
                    2001 and 2000, and the Period from January 5, 2000 (date of
                    inception) to June 30, 2001                                                      6
                  Notes to Financial Statements                                                      7
         Item 2.  Management's Discussion and Analysis                                              13
Part II. Other Information                                                                          13
Signatures

                                    PART I.
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                              PETSVETSANDYOU, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                 BALANCE SHEETS

                      JUNE 30, 2001 AND DECEMBER 31, 2000


                                                                                     (UNAUDITED)
                                                                                       JUNE 30,        DECEMBER 31,
                                                                                        2001              2000
                                                                                     -----------       ------------
                          ASSETS
Current assets:
  Cash                                                                                $ 329,030          579,467
    Accounts receivable                                                                  45,320               --
    Prepaid expenses                                                                    123,721          102,929
                                                                                      ---------         --------

            Total current assets                                                        498,071          682,396

Property and equipment, net                                                              11,568           12,282
                                                                                      ---------         --------

                                                                                      $ 509,639          694,678
                                                                                      =========         ========

           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                  $ 212,819           53,344
                                                                                      ---------         --------

            Total current liabilities                                                   212,819           53,344
                                                                                      ---------         --------

Redeemable preferred stock, $.005 par value, 2,000,000 shares authorized,
  40,000 shares issued and outstanding, liquidated at an amount
  equal to $6.25 per share, plus any dividends declared                                 250,000          250,000
                                                                                      ---------         --------

            Total liabilities                                                           462,819          303,344
                                                                                      ---------         --------

Shareholders' equity:
    Common stock:
      Class A, $.005 par value, 5,000,000 shares authorized, 144,060
        shares issued and outstanding                                                       720              720
         Class B, $.0005 par value, 5,000,000 shares authorized, 61,330 shares
           issued or outstanding                                                             31               31
    Additional paid-in capital                                                          749,281          749,281
    Deficit accumulated during the development stage                                   (703,212)        (358,698)
                                                                                      ---------         --------

            Total shareholders' equity                                                   46,820          391,334
                                                                                      ---------         --------

                                                                                      $ 509,639          694,678
                                                                                      =========         ========

See accompanying notes to financial statements.

                              PETSVETSANDYOU, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF OPERATIONS

                FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000,
               THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000, AND
              THE PERIOD FROM JANUARY 5, 2000 (DATE OF INCEPTION)
                                TO JUNE 30, 2001


                                            (UNAUDITED)       (UNAUDITED)    (UNAUDITED)      (UNAUDITED)     (UNAUDITED)
                                           THREE MONTHS       SIX MONTHS     THREE MONTHS     SIX MONTHS      JANUARY 2000
                                               ENDED             ENDED          ENDED            ENDED         (INCEPTION)
                                           JUNE 30, 2001     JUNE 30, 2001   JUNE 30, 2000   JUNE 30, 2000   TO JUNE 30, 2001
                                           -------------     -------------   -------------   -------------   ----------------

Revenue                                      $   1,114            1,114               0               0            1,114

Operating expenses:
  General and administrative expenses          234,967          345,628          48,958          94,617          704,326
                                             ---------         --------         -------         -------         --------

     Total operating expenses                  234,967          345,628          48,958          94,617          704,326
                                             ---------         --------         -------         -------         --------

     Net loss                                $(233,853)        (344,514)        (48,958)        (94,617)        (703,212)
                                             =========         ========         =======         =======         ========

Basic net loss per share                     $   (1.14)           (1.68)          (1.56)          (3.01)           (4.66)
                                             =========         ========         =======         =======         ========

Basic weighted average number of
  common shares outstanding                    205,390          205,390          31,469          31,469          150,861

Diluted net loss per share                   $   (1.08)           (1.59)          (1.56)          (3.01)           (4.46)
                                             =========         ========         =======         =======         ========

Diluted weighted average number of
  common shares outstanding                    216,830          216,830          31,469          31,469          157,689

See accompanying notes to financial statements.

                              PETSVETSANDYOU, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                       STATEMENTS OF SHAREHOLDERS' EQUITY

      FOR THE PERIOD JANUARY 5, 2000 (DATE OF INCEPTION) TO JUNE 30, 2001


                                                                                                 DEFICIT
                                                                                               ACCUMULATED
                                                CLASS A          CLASS B         ADDITIONAL       DURING            TOTAL
                                                COMMON            COMMON          PAID-IN      DEVELOPMENT      SHAREHOLDERS'
                                                 STOCK            STOCK           CAPITAL         STAGE            EQUITY
                                               ---------         --------        ----------    -----------      -------------

Balances at January 5, 2000                    $      --               --              --              --               --

January 20, 2000, initial contribution:
  60 shares of Class A
    common stock at $.005
    per share                                         --               --              --              --               --

  15,330 shares of Class B
  common stock for
  $.0005 per share                                    --                8              --              --                8

June 8, 2000, initial
 contribution of 46,000 shares
 of Class B common stock for
 $.0005 per share                                     --               23              --              --               23

June 20, 2000, sale of 144,000
 shares of Class A common
  stock at $5.20 per share                           720               --         749,281              --          750,001

Net loss                                              --               --              --        (358,698)        (358,698)
                                               ---------         --------         -------        --------         --------

Balances at December 31, 2000                        720               31         749,281        (358,698)         391,334

Net loss                                                                                         (344,514)        (344,514)
                                               ---------         --------         -------        --------         --------

Balances at June 30, 2001 (unaudited)          $     720               31         749,281        (703,212)          46,820
                                               =========         ========         =======        ========         ========

See accompanying notes to financial statements.

                              PETSVETSANDYOU, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF CASH FLOWS

                   FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND
               2000, AND THE PERIOD FROM JANUARY 5, 2000 (DATE OF
                          INCEPTION) TO JUNE 30, 2001


                                                                                                  (UNAUDITED)
                                                          (UNAUDITED)         (UNAUDITED)         JANUARY 2000
                                                            JUNE 30,           JUNE 30,           (INCEPTION)
                                                             2001                2000             TO JUNE 2001
                                                          -----------         -----------         ------------

Cash flows from operating activities:
    Net loss                                               $(344,514)             (94,617)            (703,212)
    Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
       Depreciation                                            3,064                1,349                6,993
    Change in operating assets and liabilities:
       Accounts receivable                                   (45,320)                  --              (45,320)
       Prepaid expenses                                      (20,792)             (43,000)            (123,689)
       Accounts payable                                      159,475                5,000              212,819
                                                           ---------           ----------           ----------

           Net cash used in operating
             activities                                     (248,087)            (131,268)            (652,409)
                                                           ---------           ----------           ----------

Cash flows from investing activities:
    Purchase of property and equipment, net                   (2,350)              (9,760)             (18,561)
                                                           ---------           ----------           ----------

Cash flows from financing activities:
    Proceeds from redeemable preferred stock                      --              250,000              250,000
    Capital contributions                                         --              750,000              750,000
                                                           ---------           ----------           ----------

           Net cash provided by
             financing activities                                 --            1,000,000            1,000,000
                                                           ---------           ----------           ----------

Net increase (decrease) in cash                             (250,437)             858,972              329,030

Cash at beginning of period                                  579,467                   --                   --
                                                           ---------           ----------           ----------

Cash at end of period                                      $ 329,030              858,972              329,030
                                                           =========           ==========           ==========


Supplemental disclosure of non-cash investing and
  financing activities:
    Receivable issued for common stock                     $      --                   32                   32
                                                           =========           ==========           ==========

See accompanying notes to financial statements.

                              PETSVETSANDYOU, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                         NOTES TO FINANCIAL STATEMENTS

                      JUNE 30, 2001 AND DECEMBER 31, 2000


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

         (h)      Advertising and Promotional Costs

                  Advertising and promotional costs are expensed as incurred and are included in general and administrative expense in the accompanying statement of operations. Total advertising and promotional expense approximated $11,000 for the six month period ended June 30, 2001 and $13,800 for the year ended December 31, 2000.

         (i)      Fiscal Year

                  The Company's fiscal year ends on December 31.

(2)      PREPAID EXPENSES

         Prepaid expenses consist primarily of amounts paid in connection with the initial public offering.

(3)      PROPERTY AND EQUIPMENT, NET

         Property and equipment, net consist of the following at June 30, 2001 and December 31, 2000:


                                      (Unaudited)
                                        June 30,        December 31,
                                         2001              2000
                                      -----------       -----------
Computer equipment                     $ 10,705             8,390
Display graphics                          7,045             7,010
Furniture                                   811               811
                                       --------           -------
                                         18,561            16,211
Less accumulated depreciation            (6,993)           (3,929)
                                       --------           -------
                                       $ 11,568            12,282
                                       ========           =======

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

         Dividends for the Preferred Stock are non-cumulative. No dividends have been declared as of June 30, 2001 and December 31, 2000. The Company shall redeem any or all shares of Preferred Stock then issued and outstanding at a price of $6.25 per share (subject to adjustment for stock dividend or stock split) plus any declared but unpaid dividends to a holder ceasing to meet the eligibility requirements of a Preferred Stockholder.

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

                  As of June 30, 2001 and December 31, 2000, 144,060 shares of Class A Stock had been issued for an aggregate price of $750,001.

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

                  As of June 30, 2001 and December 31, 2000, 61,330 shares of Class B Stock had been issued for an aggregate price of $31.

(7)      INCOME TAXES

         The Company had no income tax expense for the six months ended June 30, 2001 and the period ended December 31, 2000, due to its operating loss. Such loss, subject to certain limitations, expires in 2020. To the extent that the Company has taxable net income, the loss carryforward will be used to offset the taxable income.

         Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of June 30, 2001 and December 31, 2000 are as follows:


                                                               (Unaudited)
                                                                  June 30,            December 31,
                                                                   2001                   2000
                                                               -----------            ------------
Deferred tax assets:
          Net operating loss                                     $ 263,000              134,000
          Valuation allowance for deferred tax assets             (263,000)            (134,000)
                                                                 ---------              -------
          Net deferred tax assets                                       --                   --
                                                                 =========             ========

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

         (b)      Potential Legal Claims

                  The Company recognizes that claims may arise during the normal course of business; however, currently the Company's management and legal counsel are unaware of any pending, threatened or unasserted claims made against management.

(9)      EMPLOYMENT AGREEMENT

         The Company entered into an employment agreement covering a one year period from July 5, 2000 to July 5, 2001. The employee is not an officer, director or promoter of the Company. This agreement will renew automatically for successive and separate one year periods unless prior notice is given. The Company is paying the employee $40,000 per period and has granted warrants to purchase 1,000 shares of common stock at a price of $5.20 per share, for a period of five years (see Note 10).

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

                                                                    (continued)


                              PETSVETSANDYOU, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED


(10)     STOCK OPTION AGREEMENTS - CONTINUED

         The Company has accounted for the stock options under APG Opinion 25, an accounting standard under which no related compensation expense was recognized as of December 31, 2000, the period of the grant. The Company adopted the disclosure-only provision of SFAS No. 123 "Accounting for Stock-Based Compensation" (SFAS 123), which allows companies to continue following the accounting guidance of APB 25, but requires pro forma disclosure of net income and earnings per share for the effects on compensation expense had the accounting guidance of SFAS 123 been adopted. Accordingly, no compensation cost has been recognized for the Company's granted stock options and warrants. Had compensation and other costs for the Company's granted stock options and warrants been determined consistent with the provisions of SFAS 123, the impact on the net operations would have been immaterial.

(11)     EARNINGS (LOSS) PER SHARE

         Basic and diluted net loss per common share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the period.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits required by Item 601 of Regulation S-K

         The following exhibits are filed as part of this report:

         (5)      Articles of Incorporation*
         (6)      Bylaws*
         (24)     Power of Attorney*

(b)      Reports on Form 8-K

         None

---------
*        Incorporated by reference from the Company's SB-2 Registration
         Statement

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             PETSVETSANDYOU, INC.



Date:  August 14, 2001                       By: /s/ James J. Carlstedt
                                                -------------------------------
                                                James J. Carlstedt, President