Form 10QSB
period 2001-09-30
PETSVETSANDYOU COM INC
filed 2001-11-13
CIK 1115780

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from        to

                          Commission File No. 333-44036

                              PetsVetsandYou, Inc.
             (Exact name of Registrant as specified in its charter)

                 FLORIDA                                    59-3619483
     (State or Other Jurisdiction of                     (I.R.S. Employer
       Incorporation or Organization)                  Identification Number)

10919 N. Dale Mabry Highway Tampa, Florida,                  33762
   (Address of Principal Executive Offices)                (Zip Code)

                                 (813) 960-5601
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

                              PETSVETSANDYOU, INC.

                                      INDEX

Part I.  Financial Information                                                       Page #

  Item 1.  Financial Statements

    Balance sheet - September 30, 2001 and year ended December 31, 2000                3

    Statement of Operations - For the Three Months Ended September 30, 2001            4
     and 2000, the Nine Months Ended September 30, 2001 and 2000, Three Months
     Ended September 30, 2001 and 2000, and the Period from January 5, 2000
     (date of inception) to June, 2001

    Statement of Shareholders' Equity -- For the Period from January 5, 2000           5
     (date of inception) to September 30, 2001

    Statement of Cash Flows - For the Three Months Ended September 30, 2001            6
     and 2000, the Nine Months Ended September 30, 2001 and 2000, and the Period
     from January 5, 2000 (date of inception) to September 30, 2001

    Notes to Financial Statements                                                      7

  Item 2. Management's Discussion and Analysis                                         13

Part II. Other Information                                                             14

  Signatures

                                     PART I.
                              FINANCIAL INFORMATION

Item 1.  Financial Statements

                              PETSVETSANDYOU, INC.
                        (A Development Stage Enterprise)

                                 Balance Sheets

                    September 30, 2001 and December 31, 2000

                                     ASSETS

                                                  (Unaudited)
                                                  September 30,            December 31,
                                                      2001                    2000
Current assets:
    Cash                                         $  151,580                 579,467
    Prepaid expenses                                132,972                 102,929

        Total current assets                        284,552                 682,396

Property and equipment, net                          12,198                  12,282

                                                 $  296,750                 694,678
                                                 ===========               ========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Accounts payable                             $  118,663                  53,344

        Total current liabilities                   118,663                  53,344

Redeemable preferred stock, $.005 par
  value, 2,000,000 shares authorized,
  40,000 shares issued and outstanding,
  liquidated at an amount equal to $6.25
  per share, plus any dividends declared            250,000                 250,000

        Total liabilities                           368,663                 303,344

Shareholders' equity (deficit):
    Common stock:
      Class A, $.005 par value, 5,000,000 shares
        authorized, 144,060 shares issued and
        outstanding                                     720                     720
      Class B, $.0005 par value, 5,000,000
        shares authorized, 61,330 shares
        issued and outstanding                            31                      31
    Additional paid-in capital                      749,281                 749,281
    Deficit accumulated during the development
     stage                                         (821,945)               (358,698)
        Total shareholders' equity (deficit)        (71,913)                391,334

                                                  $ 296,750                 694,678
                                                 ===========               ==========

See accompanying notes to financial statements.

                              PETSVETSANDYOU, INC.
                        (A Development Stage Enterprise)

                            Statements of Operations

 For the Three Months Ended September 30, 2001 and 2000, the Nine Months Ended
   September 30, 2001 and 2000, and the Period from January 5, 2000 (date of inception) to September 30, 2001

                                             (Unaudited)     (Unaudited)    (Unaudited)    (Unaudited)   (Unaudited)
                                             Three Months    Nine Months    Three Months   Nine Months   January 2000
                                                Ended           Ended          Ended          Ended      (inception)
                                              September      September       September      September    to September
                                              30, 2001        30, 2001       30, 2000       30, 2000      30, 2001

Revenue                                     $      245         1,359               -              -         1,359

Operating expenses:
  General and administrative expenses          118,978       464,606         149,756        244,373       823,304

     Total operating expenses                  118,978       464,606         149,756        244,373       823,304

     Net loss                               $ (118,733)     (463,247)       (149,756)      (244,373)     (821,945)
                                            ===========     =========       =========      =========     =========

Basic net loss per share                    $    (0.58)        (2.26)          (0.73)         (2.60)        (5.17)
                                            ===========     =========       =========      =========     =========

Basic weighted average number of
  common shares outstanding                    205,390       205,390         205,390         94,155       159,040

Diluted net loss per share                  $    (0.55)        (2.14)          (0.69)         (2.53)        (4.93)
                                            ===========     =========       =========      =========     =========

Diluted weighted average number of
  common shares outstanding                    216,830       216,830         216,830         96,687       166,560

See accompanying notes to financial statements.

                              PETSVETSANDYOU, INC.
                        (A Development Stage Enterprise)

                  Statements of Shareholders' Equity (Deficit)

    For the Period January 5, 2000 (date of inception) to September 30, 2001

                                                                        Deficit
                                                                      accumulated
                                     Class A   Class B   Additional     during         Total
                                      common   common     paid-in     development   shareholders'
                                      stock     stock     capital        stage         equity

Balances at January 5, 2000         $   -           -          -              -             -

January 20, 2000, initial
 contribution:
  60 shares of Class A
    common stock at $.005
    per share                           -           -          -              -             -

  15,330 shares of Class B
    common stock for
    $.0005 per share                    -           8          -              -             8

June 8, 2000, initial
 contribution of 46,000 shares
 of Class B common stock for
 $.0005 per share                       -          23          -              -            23

June 20, 2000, sale of 144,000
 shares of Class A common
 stock at $5.20 per share             720           -    749,281              -       750,001

Net loss                                -           -          -       (358,698)     (358,698)

Balances at December 31, 2000         720          31    749,281       (358,698)      391,334

Net loss                                -           -          -       (463,247)     (463,247)

Balances at September 30, 2001
  (unaudited)                       $ 720          31    749,281       (821,945)      (71,913)
                                    =====         ====  =========      =========     ==========

See accompanying notes to financial statements.

                              PETSVETSANDYOU, INC.
                        (A Development Stage Enterprise)

                            Statements of Cash Flows

           For the Nine Months Ended September 30, 2001 and 2000, and
    the Period from January 5, 2000 (date of inception) to September 30, 2001

                                                                                           (Unaudited)
                                                         (Unaudited)      (Unaudited)      January 2000
                                                         September 30,    September 30,     (inception)
                                                             2001             2000       to September 30, 2001
Cash flows from operating activities:
    Net loss                                             $ (463,247)        (244,373)        (821,945)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
       Depreciation                                           4,808            2,605            8,737
    Change in operating assets and liabilities:
       Prepaid expenses                                     (30,043)         (80,869)        (132,940)
       Accounts payable                                      65,319           47,684          118,663

                   Net cash used in operating
                     activities                            (423,163)        (274,953)        (827,485)

Cash flows from investing activities:
    Purchase of property and equipment, net                  (4,724)         (15,337)         (20,935)

Cash flows from financing activities:
    Proceeds from redeemable preferred stock                      -          250,000          250,000
    Capital contributions                                         -          750,000          750,000

                   Net cash provided by
                     financing activities                         -        1,000,000        1,000,000

Net increase (decrease) in cash                            (427,887)         709,710          151,580

Cash at beginning of period                                 579,467                -                -

Cash at end of period                                    $  151,580          709,710          151,580
                                                         ===========       ==========       ==========

Supplemental disclosure of non-cash investing
  and financing activities:
    Receivable issued for common stock                   $        -               32               32
                                                         ===========       ==========       ==========

See accompanying notes to financial statements.

                              PETSVETSANDYOU, INC.
                        (A Development Stage Enterprise)

                          Notes to Financial Statements

                    September 30, 2001 and December 31, 2000

(1)Description of Business and Summary of Significant Accounting Policies

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
                Total advertising and promotional expense approximated $25,000 for the nine month period ended September 30, 2001 and $13,800 for the year ended December
                31, 2000.

        (i)     Fiscal Year

                The Company's fiscal year ends on December 31.

(2)     Prepaid Expenses

        Prepaid expenses consist primarily of amounts paid in connection with the initial public offering.

(3)     Property and Equipment, net

Property and equipment, net consist of the following at September 30, 2001 and
December 31, 2000:

                                           (Unaudited)
                                          September 30,      December 31,
                                              2001               2000
        Computer equipment                 $ 13,079              8,390
        Display graphics                      7,045              7,010
        Furniture                               811                811
                                             20,935             16,211

        Less accumulated depreciation        (8,737)            (3,929)

                                           $ 12,198             12,282
                                           =========           ========

                                                                     (continued)

                              PETSVETSANDYOU, INC.
                        (A Development Stage Enterprise)

                    Notes to Financial Statements - Continued
(4)     Leases

        The Company entered into an agreement on June 15, 2001, to renew the lease of approximately 800 square feet of office space from an independent party in
        Tampa, Florida. The facility is located at 10919 North Dale Mabry Highway,
        Tampa, Florida. The lease expires on May 31, 2002. The monthly lease payments are approximately $870, plus applicable sales tax.

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

        Dividends for the Preferred Stock are non-cumulative. No dividends have been declared as of September 30, 2001 and December 31, 2000. The Company shall redeem any or all shares of Preferred Stock then issued and outstanding at a price of $6.25 per share (subject to adjustment for stock dividend or stock split) plus any declared but unpaid dividends to a holder ceasing to meet the eligibility requirements of a Preferred Stockholder.

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

                As of September 30, 2001 and December 31, 2000, 144,060 shares of Class A Stock had been issued for an aggregate price of $750,001.

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

                As of September 30, 2001 and December 31, 2000, 61,330 shares of Class B Stock had been issued for an aggregate price of $31.

(7)     Income Taxes

        The Company had no income tax expense for the nine months ended September 30,
        2001 and the period ended December 31, 2000, due to its operating loss. Such loss, subject to certain limitations, expires in 2020. To the extent that the
        Company has taxable net income, the loss carryforward will be used to offset the taxable income.

        Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of September 30, 2001 and
        December 31, 2000 are as follows:
                                                                  (Unaudited)
                                                                  September 30,    December 31,
                                                                      2001            2000
        Deferred tax assets:
                  Net operating loss                               $ 307,000        134,000
                  Valuation allowance for deferred tax assets       (307,000)      (134,000)

                  Net deferred tax assets                          $       -              -
                                                                   ==========      =========

                                       10

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

(9)     Employment Agreement

        The Company entered into an employment agreement covering a one year period from
        July 5, 2000 to July 5, 2001. The employee is not an officer, director or promoter of the Company. This agreement will renew automatically for successive and separate one year periods unless prior notice is given. The Company is paying the employee $40,000 per period and has granted warrants to purchase
        1,000 shares of common stock at a price of $5.20 per share, for a period of five years (see Note 10). At July 5, 2001, this agreement was renewed.

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

                                       11

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

                                       12

Item 2. Management's Discussion and Analysis or Plan of Operation

        The Company hereby incorporates by reference into this quarterly report on
Form 10-QSB its registration statement on Form SB-2 filed with the Commission initially on August 17, 2000, as amended, Registration Number 333-44036 under the Securities
Act of 1933 (the "Registration Statement")

        The information incorporated herein by reference is information which management believes is relevant to an assessment and understanding of the
Company's financial condition and plan of operation. The discussion should be read in conjunction with the financial statements and notes thereto.

                                       13

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

None

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits required by Item 601 of Regulation S-K

         The following exhibits are followed as part of this report:

         (5)      Articles of Incorporation*
         (6)      Bylaws*

(b)      Reports on Form 8-K

         None

*Incorporated by reference from the Company's SB-2 Registration Statement

                                       14

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PETSVETSANDYOU, INC.

Date:  November 14, 2001                    By:/s/ James J. Carlstedt
                                               James J. Carlstedt, President

                                       15